Form 10-Q
period 2021-11-30
Victoria Lake, Inc.
filed 2022-01-20
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2021
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	☒
Emerging Growth filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

The number of shares of the issuer’s Common Stock outstanding as of January 19, 2022 is 167,304,067.

VICTORIA LAKE, INC.
Condensed Balance Sheets (Unaudited)

ASSETS

	November 30	May 31,
	2021	2021
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,095	$2,070
Accounts payable - related party	7,104	-

Total Current Liabilities	10,199	2,070

Total Liabilities	$10,199	$2,070

STOCKHOLDERS' DEFICIT

Preferred stock: 100,000,000 shares authorized, at $0.00001 par value, 3,000,051 shares issued and outstanding.	$30	$30

Common stock: 500,000,000 shares authorized, at $0.00001 par value, 167,304,067 shares issued and outstanding.	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(10,199)	(2,070)
Total Stockholders' Deficit	(10,199)	(2,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	November 30,	November 30,
	2021	2021

REVENUES
Revenue	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES
Professional fees	1,201	6,778
General and administrative	1,351	1,351
Total Operating Expenses	2,552	8,129

OPERATING LOSS	(2,552)	(8,129)

LOSS BEFORE INCOME TAXES	(2,552)	(8,129)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(2,552)	(8,129)

COMPREHENSIVE LOSS	$(2,552)	$(8,129)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Six Month Period Ended November 30, 2021

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit
Balance, May 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(2,070)	$(2,070)

Net loss for the three months ended
August 31, 2021	-	-	-	-	-	(5,577)	(5,577)
Balance, August 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(7,647)	(7,647)

Net loss for the three months ended
November 30, 2021	-	-	-	-	-	(2,552)	(2,552)

Balance, November 30, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(10,199)	$(10,199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Cash Flows
(Unaudited)

For the Six Months Ended
November 30,
2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,129)
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	1,025
Related parties accounts payable	7,104
Net Cash Used in Operating Activities	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - long term	-
Proceeds from note payable - short term	-
Net Cash Provided by Financing Activities	-

EFFECTS OF EXCHANGE RATES ON CASH	-

NET CHANGES IN CASH	-

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021

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

The Company’s new fiscal year-end is August 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended August 31, 2021.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021

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

The total potential common shares as of November 30, 2021 include 300,005,100 shares for convertible Series B preferred stock.

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

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of November 30, 2021, the Company had not yet achieved profitable operations, has accumulated losses of $10,199 since its inception, has a working capital deficiency of $10,199 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended November 30, 2021, our sole officer and director, G. Reed Petersen, paid various expenses on behalf of the Company totaling $7,104.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021

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

As of November 30, 2021 and May 31, 2021, there were 0 shares of Series A Preferred outstanding.

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

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021

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

As of November 30, 2021 and May 31, 2021, there were 3,000,051 shares of Series B Preferred issued and outstanding.

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

Our intended budget for the next twelve months is as follows:

	Q3 three months ended February 28, 2022	Q4 three months ended May 31, 2022	Q1 three months ended August 31, 2022	Q2 three months ended November 30, 2022	Twelve Month Total

Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$500	$500	$500	$500	$2,000

Total Operating Expenses	$6,500	$6,500	$6,500	$6,500	$26,000

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

Depending upon the nature of the acquisition, including the financial condition of the acquisition company, as a reporting company under the Securities Exchange Act of 1934 (“34 Act “), it will be necessary for such acquisition candidate to provide independent audited financial statements. We will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020.

Revenue

We recognized no revenue during the three months ended November 30, 2021 or 2020.

General and Administrative Expenses

During the three months ended November 30, 2021 and 2020, we incurred $1,351 and $0, respectively, in general and administrative expenses.

Professional Fees

During the three months ended November 30, 2021 and 2020, we incurred $1,201 and $0, respectively, in professional fees.

Operating Loss

During the three months ended November 30, 2021 and 2020, we incurred operating losses of $2,552 and $0, respectively.

Provision for Income Tax

No provision for income taxes was recorded for the three months ended November 30, 2021, as we have incurred taxable losses during the periods.

Net Loss

During the three months ended November 30, 2021 and 2020, we incurred net losses of $2,553 and $0, respectively, due to the factors noted above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND 2020.

Revenue

We recognized no revenue during the six months ended November 30, 2021 or 2020.

General and Administrative Expenses

During the six months ended November 30, 2021 and 2020, we incurred $1,351 and $0, respectively, in general and administrative expenses.

Professional Fees

During the six months ended November 30, 2021 and 2020, we incurred $6,778 and $0, respectively, in professional fees.

Operating Loss

During the six months ended November 30, 2021 and 2020, we incurred operating losses of $8,129 and $0, respectively.

Provision for Income Tax

No provision for income taxes was recorded for the six months ended November 30, 2021, as we have incurred taxable losses during the periods.

Net Loss

During the six months ended November 30, 2021 and 2020, we incurred net losses of $8,129 and $0, respectively, due to the factors noted above.

CASH FLOW

As of November 30, 2021, we did not have any assets, operating business or other source of income, and we reported outstanding liabilities and a stockholders’ deficit of $10,199.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period ended August 31, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

	Quarter Ended November 30, 2021	Quarter Ended November 30, 2020

Net Cash from Operating Activities	$ -	$-
Net Cash from Investing Activities	$ -	$-
Net Cash from Financing Activities	$ -	$-
Net Change in Cash and Cash Equivalents	$ -	$-

Operating Activities

During the six months ended November 30, 2021 and 2020, we used $0 in our operating activities.

Investing Activities

We neither generated nor used funds in investing activities during the six months ended November 30, 2021 or 2020.

Financing Activities

During the six months ended November 30, 2021, we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of November 30, 2021, we had cash of $0, no assets, no operating business or other source of income.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As November 30, 2021, we have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended November 30, 2021, the Company’s listing with the OTC Markets Group was moved to the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of November 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VICTORIA LAKE, INC.

Date:     January 19, 2022 /s/ Reed Petersen

                          --------------------------------

                                       Reed Petersen

                                       President, Secretary, Treasurer and

Director