Form 10-Q
period 2022-02-28
Victoria Lake, Inc.
filed 2022-06-06
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2022
or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging Growth filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

The number of shares of the issuer’s Common Stock outstanding as of June 3, 2022 is 167,304,067.

VICTORIA LAKE, INC.
Condensed Balance Sheets (Unaudited)

ASSETS

	February 28,	May 31,
	2022	2021

CURRENT ASSETS

Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,750	$2,070
Accounts payable - related party	11,892	-

Total Current Liabilities	14,642	2,070

Total Liabilities	$14,642	$2,070

STOCKHOLDERS' DEFICIT
Preferred stock: 100,000,000 shares authorized, at $0.00001 par value, 3,000,051 shares issued and outstanding	$30	$30
Common stock: 500,000,000 shares authorized, at $0.00001 par value, 167,304,067 shares issued and outstanding	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(14,642)	(2,070)
Total Stockholders' Deficit	(14,642)	(2,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	February 28,	February 28,
	2022	2022

REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Professional fees	3,987	10,765
General and administrative	456	1,807
Total Operating Expenses	4,443	12,572

OPERATING LOSS	(4,443)	(12,572)

LOSS BEFORE INCOME TAXES	(4,443)	(12,572)

Provision for income taxes	-	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(4,443)	(12,572)

COMPREHENSIVE LOSS	$(4,443)	$(12,572)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Nine Month Period Ended February 28, 2022

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit
Balance, May 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(2,070)	$(2,070)

Net loss for the three months ended
August 31, 2021	-	-	-	-	-	(5,577)	(5,577)
Balance, August 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(7,647)	(7,647)
Net loss for the three months ended
November 30, 2021	-	-	-	-	-	(2,552)	(2,552)
Balance, November 30, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(10,199)	(10,199)

Net loss for the three months ended
February 28, 2022	-	-	-	-	-	(4,443)	(4,443)

Balance, February 28, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(14,642)	$(14,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Cash Flows
(Unaudited)

For the Nine Months Ended
February 28,
2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,572)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accounts payable and accrued expenses	680
Accounts payable - related party	11,892
Net Cash Used in Operating Activities	-

NET CHANGE IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022

NOTE 1 – NATURE OF OPERATIONS

Reorganization Activities:

Domiciliary Merger: On April 5, 2021, the predecessor issuer, Lake Victoria Mining Company, Inc. of Nevada, completed a domiciliary merger into Redo Development, Inc. of Oklahoma, with the Oklahoma company being the survivor under the name Lake Victoria Mining Company, Inc., pursuant to a concurrent name change.

Holding Company Parent/Subsidiary Formation: On May 7, 2021, Victoria Lake, Inc. an Oklahoma Corporation became the parent/successor issuer pursuant to Section 1081(g) of the Oklahoma General Corporation Act under an executed agreement titled “Agreement and Plan of Reorganization” (“Parent Subsidiary Formation”) which was executed by Lake Victoria Mining Company, Inc. (OK), Victoria Lake, Inc. (OK), and Lake Express, Inc. (OK). Under the terms of the Agreement, Lake Victoria Mining Company, Inc. (OK) merged into Lake Express, Inc. (OK) and Lake Victoria Mining Company, Inc. (OK) ceased to exist, wherein Lake Express, Inc. (OK) became the survivor and successor under Section 1088 of the Oklahoma Act, having acquired all of Lake Victoria Mining Company, Inc.’s (OK) assets, rights financial statements, obligations, and liabilities as the constituent or resulting corporation. Victoria Lake, Inc. (OK) became the parent and the holding company of Lake Express, Inc. (OK) under the Parent Subsidiary Formation which was in compliance with Section 1081(g) of the Oklahoma General Corporation Act.

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

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022

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

The total potential common shares for the three and nine months ended February 28, 2022 include 300,005,100 shares for convertible Series B preferred stock.

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

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022

Fair Value of Financial Instruments

The Company's financial instruments consist of accounts payable and accrued expenses and accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of February 28, 2022, the Company had not yet achieved profitable operations, has accumulated losses of $14,642 since its inception, has a working capital deficiency of $14,642 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2022, our sole officer and director, G. Reed Petersen, paid various expenses on behalf of the Company totaling $11,892.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022

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

As of February 28, 2022 and May 31, 2021, there were 0 shares of Series A Preferred outstanding.

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

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022

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

As of February 28, 2022 and May 31, 2021, there were 3,000,051 shares of Series B Preferred issued and outstanding.

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

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

Our intended budget for the next twelve months is as follows:

	Q4 three months ended May 31, 2022	Q1 three months ended August 31, 2022	Q2 three months ended November 30, 2022	Q3 three months ended February 28, 2023	Twelve Month Total

Accounting	$3,000	$3,000	$3,000	$3,000	$12,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$500	$500	$500	$500	$2,000

Total Operating Expenses	$6,500	$6,500	$6,500	$6,500	$26,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022.

Revenue

We recognized no revenue during the three months ended February 28, 2022.

Professional Fees

During the three months ended February 28, 2022, we incurred $3,987 in professional fees.

General and Administrative Expenses

During the three months ended February 28, 2022, we incurred $456 in general and administrative expenses.

Operating Loss

During the three months ended February 28, 2022, we incurred operating losses of $4,443.

Provision for Income Tax

No provision for income taxes was recorded for the three months ended February 28, 2022, as we incurred losses during the period.

Net Loss

During the three months ended February 28, 2022, we incurred a net loss of $4,443 due to the factors noted above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022.

Revenue

We recognized no revenue during the nine months ended February 28, 2022.

Professional Fees

During the nine months ended February 28, 2022, we incurred $10,765 in professional fees.

General and Administrative Expenses

During the nine months ended February 28, 2022, we incurred $1,807 in general and administrative expenses.

Operating Loss

During the nine months ended February 28, 2022, we incurred operating losses of $12,572.

Provision for Income Tax

No provision for income taxes was recorded for the nine months ended February 28, 2022, as we incurred losses during the period.

Net Loss

During the nine months ended February 28, 2022, we incurred a net loss of $12,572 due to the factors noted above.

CASH FLOW

As of February 28, 2022, we did not have any assets, operating business or other source of income, and we reported outstanding liabilities and a stockholders’ deficit of $14,642.

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

Nine Months Ended February 28, 2022

Net Cash from Operating Activities	$ -
Net Cash from Investing Activities	$ -
Net Cash from Financing Activities	$ -
Net Change in Cash and Cash Equivalents	$ -

Operating Activities

During the nine months ended February 28, 2022, we used $0 in our operating activities, which consisted of our net loss of $12,572 offset by increases in accounts payable and accrued expenses of $680 and accounts payable – related party of $11,892.

Investing Activities

We neither generated nor used funds in investing activities during the nine months ended February 28, 2022.

Financing Activities

During the nine months ended February 28, 2022, we generated $0 cash from our financing activities.

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

Liquidity and Capital Resources

As of February 28, 2022, we had cash of $0, no assets, no operating business or other source of income.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As February 28, 2022, we have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended February 28, 2022, the Company’s listing with the OTC Markets Group was moved to the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of February 28, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VICTORIA LAKE, INC.
Date: March ___, 2022	/s/ Reed Petersen
Reed Petersen
President, Secretary, Treasurer and
Director