Form 10-K
period 2022-05-31
Victoria Lake, Inc.
filed 2022-12-15
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: May 31, 2022
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

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [ X ] No

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.   [  ] Yes  [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒ Yes [ ] No

As of November 30, 2021, the number of common shares held by non-affiliates was approximately 167,304,067 shares. The approximate market value based on the last business day of the second quarter of the Company’s Common Stock was approximately $16.73.

The number of shares of the issuer’s Common Stock outstanding as of December 15, is 167,304,067.

ITEM 1: DESCRIPTION OF BUSINESS

Our Company

Victoria Lake, Inc., an Oklahoma corporation, (“Victoria Lake,” “we," "us," “our,” or “Company”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our inability to provide a prospective business opportunity with significant capital.

Our History

Our predecessor issuer was incorporated on March 14, 2007 as Lake Victoria Mining Company, Inc., and continued under that name until April 5, 2021.

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

The Company’s fiscal year end is May 31.

RISKS RELATED TO OUR COMPANY

ALTHOUGH WE HAVE NOT INCURRED SIGNIFICANT LOSSES, WE ANTICIPATE FUTURE LOSSES

As of May 31, 2022, we had an accumulated deficit of $17,744 and a stockholders’ deficit of approximately $17,744.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

RISKS RELATED TO OUR SECURITIES

OTC MARKETS CURRENTLY DISPLAYS AN EXPERT SIGN

OTC Markets Group designates certain securities as “Expert” and places a Stop Sign icon next to the stock symbol to inform investors that there may be reason to exercise additional caution and perform thorough due diligence before making an investment decision in that security.

OTC Markets will continue to display Expert on its securities OTC Markets pages until adequate current information is made available by the issuer pursuant to the Alternative Reporting Standard or by the SEC Reporting Standard, and until OTC Markets believes there is no longer a public interest concern. Investors are encouraged to use caution and due diligence in their investment decisions.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  We are a “shell company” as defined by the Securities Act, and therefore the resale provisions of Rule 144 are unavailable to our “restricted securities”.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues. For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure. There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our Company to fail and the investor’s capital will be at risk.

LOSS OF SECURITIES REGISTRATION EXEMPTION

Although we believe the exemptions utilized in relation to the disclosure of recent unregistered sales included in Item 10 to be applicable under Securities and Exchange Commission interpretations, should these exemptions be determined to not apply, the Company may be subject to civil and criminal liability as provided in the Securities Act. Furthermore, any loss of exemption or determination of a lack of an applicable exemption to the unregistered sales of the Company’s securities may adversely affect the Company in relation to the issuance and the resale of stock. At such time, the Company may be required to registered said securities, and any such violation of the Act could subject the Company to material adverse consequences including, the loss of your investment, the loss of the Company’s ability to register any securities in the future, or the ability to comply with any reporting requirements.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We do not own or lease any properties.

Since May 7, 2021 and through the date of this filing, our corporate offices have been located at 3625 Cove Point Dr. Salt Lake City, Utah 84109 and are provided to us by our sole officer and director at no cost to us.

ITEM 3: LEGAL PROCEEDINGS

Neither we nor our sole officer, director or holder of five percent or more of our common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED VICTORIA LAKE, INC. MATTERS

Market Price and Stockholder Matters

The Company’s common stock is listed on the OTC Markets Pink tier under the ticker “LVCA”.  Currently, the Company has a “Stop” warning from OTC Markets and there is only a limited, sporadic, and volatile market for our stock on the OTC.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

The Company is considered a start-up company with no assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of annual and quarterly reports, have been paid for by the Company’s sole officer and director, Reed Petersen, which are evidenced on the Company’s financial statements as accounts payable-related parties. It is anticipated that the Company will require only nominal capital to maintain its corporate viability. Additional necessary funds will most likely be provided by Mr. Petersen, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Our intended budget for the next twelve months is as follows:

	Q1 three months ended August 31, 2022	Q2 three months ended November 30, 2022	Q3 three months ended February 28, 2023	Q4 three months ended May 31, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

At this time, we have no cash on hand, and we are dependent on advances from our shareholders or our sole officer/director. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

In implementing a structure for a particular acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, asset purchase, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of our Company.

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

As of the date of this Report we are not engaged in discussions with any concerning any potential merger or acquisition. We will not engage in any discussions concerning any merger or acquisition until a minimum of sixty (60) days has elapsed since the filing of our annual report. There are no assurances that any material acquisition will occur in the future.

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

The proposed business activities described herein classify us as a “shell company.” The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations regarding the sales of securities of shell companies, as well as limitations on a shareholder’s ability to sell their “restricted” securities. Rule 144 is not available to a shareholder of a shell company unless and until the Company files a registration statement with the SEC that includes certain specific information about existing business operations of a registrant and thereafter must wait an additional one year to take advantage of that exemption from registration.

RESULTS OF OPERATIONS FOR THE PERIOD BEGINNING AT MAY 7, 2021 (INCEPTION), THROUGH MAY 31, 2021 COMPARED TO THE YEAR ENDED MAY 31, 2022.

Revenue

We recognized no revenue during the year ended May 31, 2022 or from May 7, 2021 (inception) through May 31, 2021. We had no business from which to generate revenues in the fiscal years 2021 and 2020.

Cost of Revenue

We recognized no cost of revenue during the year ended May 31, 2022 or from May 7, 2021 (inception) through May 31, 2021.

General and Administrative Expenses

During the year ended May 31, 2022, we incurred administrative expenses of $13,410 as compared to the year ended May 7, 2021 (inception) through May 31, 2021 of $1,445.

Professional Fees

During the year ended May 31, 2022, we incurred professional fees of $2,264 as compared to the year ended May 7, 2021 (inception) through May 31, 2021 of $625.

Operating Loss

During the year ended May 31, 2022, we incurred an operating loss of $15,674, an increase of $13,604 due to an increase in general, selling and administrative expenses as stated above, as compared to May 7, 2021 (inception) through May 31, 2021 of $2,070.

Interest and Other Income (Expenses)

During the year ended May 31, 2022 and from May 7, 2021 (inception) through May 31, 2021, we recognized no interest expense or other income (expenses).

Net Loss

During the year ended May 31, 2022, we incurred a net loss of $15,674, an increase of $13,604, due to the factors discussed above as compared to May 7, 2021 (inception) through May 31, 2021 of $2,070.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2022, we had cash of $0, no assets, no operating business or other source of income, liabilities of $17,744, and a stockholders’ deficit of $17,744, as compared to at May 31, 2021, we did not have any assets, no operating business or other source of income, liabilities of $2,070, and a stockholders’ deficit of $2,070.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period ended May 31, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

From Inception on
May 7, 2021
	Year Ended	Through
	May 31, 2022	May 31, 2021
Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net change in Cash and Cash Equivalents	$-	$-

Operating Activities

From inception on May 7, 2021 through May 31, 2021, and during the year ended May 31, 2022, we used $0 and $0 in operating activities, respectively.

Investing Activities

From inception on May 7, 2021 through May 31, 2021, and during the year ended May 31, 2022, we used $0 and $0 in investing activities, respectively.

Financing Activities

From inception on May 7, 2021 through May 31, 2021, and during the year ended May 31, 2022, we used $0 and $0 in financing activities, respectively.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of May 31, 2022, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we concluded that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of May 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of May 31, 2022.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of May 31, 2022:

·

The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

·	Material Weakness – Inadequate segregation of duties.

We expect to be materially dependent on a third party that can provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: OTHER INFORMATION

None.

Item 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Victoria Lake, Inc.

Salt Lake City, UT

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Victoria Lake, Inc. (the Company) as of May 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2022 and from May 7, 2021 (inception) through May 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended May 31, 2022 and from May 7, 2021 (inception) through May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2021.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

PCAOB ID: 6117

Farmington, Utah

December 15, 2022

VICTORIA LAKE, INC.
Balance Sheets

ASSETS
		From Inception on May 7, 2021 through
	May 31	May 31,
	2022	2021

CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$5,395	$-
Accounts payable - related party	12,349	2,070

Total Current Liabilities	17,744	2,070

Total Liabilities	17,744	2,070

STOCKHOLDERS' DEFICIT

Series B Convertible Preferred stock: 100,000,000 shares authorized, at $0.00001 par value, 3,000,051 shares issued and outstanding.	30	30
Common stock: 500,000,000 shares authorized, at $0.00001 par value, 167,304,067 shares issued and outstanding.	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(17,744)	(2,070)
Total Stockholders' Deficit	(17,744)	(2,070)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

VICTORIA LAKE, INC.
Statements of Operations

	For the Year Ended	From Inception on May 7, 2021 through
	May 31,	May 31,
	2022	2021

REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Professional fees	13,410	1,445
General and administrative	2,264	625
Total Operating Expenses	15,674	2,070

OPERATING LOSS	(15,674)	(2,070)

LOSS BEFORE INCOME TAXES	(15,674)	(2,070)

Provision for income taxes	-	-
NET LOSS	$(15,674)	$(2,070)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067

The accompanying notes are an integral part of these financial statements.

VICTORIA LAKE, INC.
Statements of Changes in Stockholders' Deficit

	For the Year Ended May 31, 2022

					Additional
	Common Stock		Series B Convertible Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit
Balance, May 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(2,070)	$(2,070)

Net loss for the year ended
May 31, 2022	-	-	-	-	-	(15,674)	(15,674)

Balance, May 31, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(17,744)	(17,744)

The accompanying notes are an integral part of these financial statements.

VICTORIA LAKE, INC.
Statements of Changes in Stockholders' Deficit

	From Inception on May 7, 2021 through May 31, 2021

					Additional
	Common Stock		Series B Convertible Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit

Balance, May 7, 2021	-	$-	-	$-	$-	$-	$-

Stock issued as part of Merger	167,304,067	1,673	-	-	(1,703)	-	(30)

Series B Convertible Preferred stock issued in
exchange for series L preferred stock	-	-	3,000,051	30	-	-	30

Net loss for the period ended May 31, 2021	-	-	-	-	-	(2,070)	(2,070)
Balance, May 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(2,070)	(2,070)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC.
Statements of Cash Flows

		From Inception on
	For the Year Ended	May 7, 2021 through
	May 31,	May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,674)	$(2,070)
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	5,395	-
Accounts payable – related party	10,279	2,070
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Series B Preferred Stock in exchange for Series L Preferred Stock	$-	$30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

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

As a result of this reorganization, the resulting reorganized Company name became Victoria Lake, Inc. (“Victoria Lake,” “the Company,” “we,” or “us”).

The Company’s fiscal year-end is May 31.

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

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

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

Basic and Diluted Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is not reflected in diluted earnings per share because the Company incurred a net loss and the effect of including these potential common shares in the net loss per share calculations would be anti-dilutive.

The total potential common shares for the years ended May 31, 2022 and 2021 include 300,005,100 shares for Series B convertible preferred stock.

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

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of May 31, 2022, the Company had not yet achieved profitable operations, has accumulated losses of $17,744 since its inception, has a working capital deficiency of $17,744 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the periods ended May 31, 2022 and 2021, our sole officer and director, G. Reed Petersen, paid various expenses on behalf of the Company totaling $10,279 and $2,070, respectively, resulting in amounts owed to Mr. Petersen of $12,349 and $2,070 at May 31, 2022 and 2021, respectively.

As the Company’s office space needs are limited at the current time, Mr. Petersen is currently providing space to the Company at no cost.

NOTE 5 – EQUITY

The total number of shares of stock which the corporation shall have authority to issue is 600,000,000 shares, of which 500,000,000 shares of $0.00001 par value shall be designated as Common Stock and 100,000,000 shares of $0.00001 shall be designated as Preferred Stock. The Preferred Stock authorized by these Articles of Incorporation may be issued in one or more series. The Board of Directors of the Corporation is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

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

Initially, there will be no dividends due or payable on the Series A Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series A Convertible Preferred Stock shall rank pari passu with the Company’s common stock and the Series A Convertible Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series A Convertible Preferred Stock shall be entitled to the number of votes equal to one hundred (1,000) votes for each share held of record on all matters submitted to a vote of the shareholders. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series A Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each holder of shares of Series A Convertible Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of their shares of Series A Convertible Preferred Stock into one fully paid and nonassessable share of Common Stock.  In the event of a reverse split or a forward split shall occur, then in each instance the Conversion Rate shall be adjusted such that the number of shares issued upon conversion of one share of Series A Convertible Preferred Stock will equal the number of shares of Common Stock that would otherwise be issued but for such Event.

As of May 31, 2022 and 2021, there were 0 shares of Series A Convertible Preferred outstanding.

Series B Convertible Preferred Stock

The Company designated 3,000,051 shares of Series B Convertible Preferred Stock with a par value of $0.00001 per share.

Initially, there will be no dividends due or payable on the Series B Convertible Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation (“Certificate”). Any and all such future terms concerning dividends shall be reflected in an amendment to the Certificate, which the Board shall promptly file or cause to be filed.  All shares of the Series B Convertible Preferred Stock shall rank pari passu with the Company’s common stock and the Series B Convertible Preferred shall have no liquidation preference over any other class of stock.

Each holder of outstanding shares of Series B Convertible Preferred Stock shall be entitled to the number of votes equal to one hundred (100) votes for each share held of record on all matters submitted to a vote of the shareholders. Except as provided by law, or by the provisions establishing any other series of Preferred Stock, holders of Series B Convertible Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

Each Series B Convertible Preferred Stock has a conversion rate of 100 shares of Common Stock for each Series B Convertible Preferred Stock. Each holder of shares of Series B Convertible Preferred Stock may, at any time and from time to time, convert (an “Optional Conversion”) each of their shares of Series B Convertible Preferred Stock into one hundred fully paid and nonassessable shares of Common Stock.  In the event of a reverse split or a forward split shall occur, then in each instance the Conversion Rate shall be adjusted such that the number of shares issued upon conversion of one share of Series B Convertible Preferred Stock will equal the number of shares of Common Stock that would otherwise be issued but for such Event.

As of May 31, 2022 and 2021, there were 3,000,051 shares of Series B Preferred issued and outstanding.

Series L Convertible Preferred Stock

On May 19, 2021, the Company entered into a Stock Cancellation Agreement with the G. Reed Petersen Revocable Trust and Jeff Holmes for the cancellation of the 2,000 outstanding Series L Preferred stock owned by the G. Reed Petersen Revocable Trust and Jeff Holmes.

As of May 19, 2021, the Series L Preferred Stock had been retired to treasury.

As of May 31, 2021, there were 0 shares of Series L Preferred outstanding.

On the 22nd day of June 2021, the Series L Preferred Stock Designation was terminated.

NOTE 6 – INCOME TAXES

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company had no accruals for interest and penalties since inception.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax losses.

The Company’s federal income tax returns since inception remain subject to examination by the Internal Revenue Service as of May 31, 2022.

The income tax provision differs from the amount of income tax determined by applying the Federal income tax at the expected rate of 21% due to the following:

	Year Ended May 31,	From Inception on May 7, 2021 through May 31,
	2022	2021
Income tax provision	$ (3,292)	$ (435)
Change in Valuation allowance	3,292	435
Net provision for Federal income taxes	$ -	$ -

Net deferred tax assets are comprised as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$ 3,727	$ 435
Less: valuation allowance	(3,727)	(435)
Net deferred tax asset	$ -	$ -

VICTORIA LAKE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 & 2021

As of May 31, 2022 and 2021, the Company has taxable net loss carryovers of approximately $17,744 and $2,070, respectively, that may be offset against future taxable income.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as May 31, 2022:

Name	Age	Position
G. Reed Petersen	76	President, CFO, Director, Secretary and Treasurer

G. Reed Petersen, President, Director, Secretary, and Treasurer

Mr. G Reed Petersen, our sole officer and director, was appointed as President, Director, Secretary, and Treasurer on May 7, 2021. He is the sole officer and director of our Company.

G. Reed Petersen, age 76, and a resident of the State of Nevada, has been a private investor since 1995. From January 2016 until November 29, 2016, Mr. Peterson was the controlling stockholder and sole executive officer and director of Allied Ventures Holding Corp., which at the time was inactive and deemed to be a public shell company. In connection with the change of control, Mr. Petersen sold all his shares to the new control group for approximately $75,000, and Allied changed its name to Longwen Group Corp. Mr. Petersen was the controlling stockholder and sole officer and director of Kreido Biofuels, Inc., which at the time was inactive and deemed to be a public shell company, from November 2017 to June 5, 2018, when he sold control of that company for $320,000. Mr. Petersen gained control of a small public company, whereafter he redomiciled the corporation to Nevada, and changed the name to Revival Inc. In June 2019, he was involved with the acquisition of a private company by Revival Inc. while he was President. Mr. Petersen retained his 660,001 shares of common stock in Revival but otherwise received no consideration for the change of control. After his resignation as president, that company, now Farmhouse Inc. completed an S-1 offering. Mr. Petersen is the promotor of our Company as defined in Item 401(g). Within the past ten years, Mr. Petersen has not been involved in any legal proceeding identified in Item 401(F) of Regulation S-K.

Mr. Petersen is currently the Director of Entertainment Holdings, Inc., an Oklahoma Company with a Form 10 undergoing current comments by the SEC. Mr. Petersen has been the sole director and majority shareholder holding 87% of Entertainment Holdings, Inc.’s outstanding common shares, since he acquired its predecessor issuer, XRX International Entertainment Holding Group, Inc. on May 5, 2021. Entertainment Holdings, Inc. is the successor issuer of XRX International Entertainment Holding Group, Inc. since the two companies executed and entered into a parent subsidiary formation on June 30, 2021. Mr. Petersen is currently the Director of Myson, Inc., an Oklahoma Company with a Form 10 undergoing current comments by the SEC. Mr. Petersen has been the sole director and majority shareholder holding 99% of Myson, Inc.’s outstanding shares, since he acquired its predecessor issuer Myson Group, Inc. on June 20, 2021. Myson, Inc. is the successor issuer of Myson Group, Inc. since the two companies executed and entered into a parent subsidiary formation on July 8, 2021.

Conflicts Of Interest - General

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary. At this time, G. Reed Petersen has conflicts of interest with Entertainment Holdings, Inc., and Myson, Inc. of which he is director and president of both companies. There exist specific conflicts of interest between Mr. Petersen, the above companies, and our Company. Our Company and the above listed companies are held and controlled by Mr. Petersen as shell companies that will seek to acquire target operating businesses at a future date. At that time, Mr. Petersen will have to use his discretion and sound judgment in matching our Company with the right operating business and may weight the use of any corporate opportunity to choose one of the other companies as a more viable candidate.

Conflicts Of Interest - Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Committees Of The Board Of Directors

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors’ functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

ITEM 11: EXECUTIVE COMPENSATION

As of the date of this filing, Mr. G. Reed Petersen was our sole director and officer.

Executive compensation from inception on May 7, 2021 through May 31, 2021, and the year ended May 31, 2022 was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS	NONQUALIFIED DEFERRED COMPENS-	ALL OTHER COMP	TOTAL
		($)	($)	($)	($)	ATION ($)	($)
G. Reed Petersen,	2022	$-	$-	$-	$-	$-	$-	$-
President, Director, Secretary, & Treasurer	2021	$-	$-	$-	$-	$-	$-	$-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of May 31, 2021 the class, number, and percentage of the outstanding shares of voting stock, which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Preferred Shares	G. Reed Petersen, (1) (2) President, Director, Secretary, and Treasure	1,500,026	50%

Preferred Shares	All Directors and Executive Officers as a Group (1 person)	1,500,026	50%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Victoria Lake, Inc. 3625 Cove Point Dr., Salt Lake City, Utah 84109.
(2)

Mr. Petersen holds all of his shares of Series B Convertible Preferred Stock in the G. Reed Petersen Revocable Trust of which he is the trustee. Mr. Petersen is deemed to own the indicated number of shares of preferred stock by virtue of his indirect ownership of 1,500,026 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible at any time into, and has the voting rights, of 100 shares of common stock equal to 32% of all voting stock.

GREATER THAN 5% STOCKHOLDERS

The following table sets forth the number and percentage of outstanding shares of Series B Convertible Preferred Stock and Common Stock, the only classes of shares outstanding, beneficially owned by (a) each Officer and Director; (b) all Officers and Directors as a group; and (c) all other persons who beneficially own more that 5% of each named class of securities. The percentage for Common Shares is based on the 167,304,067 outstanding shares of common stock. The percentage for Preferred Shares is based on the 3,000,051 outstanding shares of Preferred Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (3)	Percent of Class Outstanding (2)
Preferred Shares
	G. Reed Petersen Revocable Trust, Direct Owner (1) (2)	1,500,026	50%

	Jeff Holmes, Direct Owner (3)	1,500,025	50%

	Directors and Officers as a group (5)	1,500,026	50%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Lake Victoria Mining Company 3625 Cove Point Dr., Salt Lake City, Utah 84109.
(2)

Mr. Petersen holds all of his shares of Series B Convertible Preferred Stock in the R. Reed Petersen Revocable Trust of which he is the trustee. Mr. Petersen is deemed to own the indicated number of shares of preferred stock by virtue of his indirect ownership of 1,500,026 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible at any time into, and has the voting rights, of 100 shares of common stock equal to 32% of all voting stock.

(3)

Mr. Holmes is deemed to own the indicated number of shares of preferred stock by virtue of his direct ownership of 1,500,025 shares of Series B Convertible Preferred Stock. Each share of the Series B Convertible Preferred Stock is convertible at any time into, and has the voting rights, of 100 shares of common stock equal to 32% of all voting stock. Mr. Holmes is not a director, advisor, or employee of the Company, but is an affiliate as defined in Rule 405 by virtue of his voting control of 32% the Company’s outstanding securities.

(4)

Please note that at this time, no Series B Convertible Preferred Stock have been converted. The tabular listing of the above beneficial owners is listed in compliance with the Securities Exchange Act of 1934, as amended, to disclose those percentage of common stock that would be owned by those beneficial owners in the event said Series B Convertible Preferred Stock were converted upon the exercise of that right.

(5)	Mr. Petersen is the sole Director of the Company indicated in “Directors and Officers as a group”

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

As of the date of this filing and since May 31, 2022, there have been no issuances of any class of stock, or any other security.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the periods ended May 31, 2022 and 2021, our sole officer and director, G. Reed Petersen, paid various expenses on behalf of the Company totaling $10,279 and $2,070, respectively, resulting in amounts owed to Mr. Petersen of $12,349 and $2,070 at May 31, 2022 and 2021, respectively.

As the Company’s office space needs are limited at the current time, G. Reed Petersen is currently providing space to the Company at no cost.

Stock Options

The Company has no stock option plan at this time.

ITEM 15: Exhibits, Financial Statement Schedule

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

VICTORIA LAKE, INC.

Date: December 15, 2022	/s/ Reed Petersen

Reed Petersen
President, CFO, Secretary, Treasurer and
Director