Form 10-Q
period 2022-08-31
Victoria Lake, Inc.
filed 2023-01-09
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2022
or
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

———————

Securities registered pursuant to Section 12 (b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes	X	No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒	Yes	[ ]	No

The number of shares of the issuer’s Common Stock outstanding as of January 6, 2023 is 167,304,067.

Part 1 - Financial Information

Item 1. Financial Statements.

VICTORIA LAKE, INC.
Unaudited Condensed Balance Sheets

ASSETS
	August 31,	May 31,
	2022	2022

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,293	$5,395
Accounts payable - related party	15,707	12,349

Total Current Liabilities	20,000	17,744

Total Liabilities	$20,000	$17,744

STOCKHOLDERS' DEFICIT

Series B Convertible Preferred stock: 100,000,000 shares authorized, $0.00001 par value, 3,000,051 shares issued and outstanding.	$30	$30

Common stock: 500,000,000 shares authorized, $0.00001 par value, 167,304,067 shares issued and outstanding.	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(20,000)	(17,744)
Total Stockholders' Deficit	(20,000)	(17,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021

REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Professional fees	2,256	5,577
Total Operating Expenses	2,256	5,577

OPERATING LOSS	(2,256)	(5,577)

Provision for income taxes	-	-

NET LOSS	$(2,256)	$(5,577)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	For the Three Months Ended August 31, 2022

					Additional
	Common Stock		Series B Convertible Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit
Balance, May 31, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(17,744)	$(17,744)

Net loss for the three months ended
August 31, 2022	-	-	-	-	-	(2,256)	(2,256)

Balance, August 31, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(20,000)	(20,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)

	For the Three Months Ended August 31, 2021
	Common Stock		Series B Convertible Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(2,070)	$(2,070)

Net loss for the three months ended
August 31, 2021	-	-	-	-	-	(5,577)	(5,577)

Balance, August 31, 2021	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(7,647)	(7,647)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,256)	$(5,577)
Adjustments to reconcile net loss to net cash
used by operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,102)	(625)
Accounts payable – related party	3,358	6,202
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

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

As a result of this reorganization, the resulting reorganized Company name became Victoria Lake, Inc. (“Victoria Lake,” “Company,” “we,” or “us”).

The Company’s  fiscal year end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial statement presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended May 31, 2022.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates. The Company's most significant estimates relate to the valuation of its contingent liabilities and the valuation of its common stock.

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

The Company follows ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The total potential common shares for the three months ended August 31, 2022 and 2021 include 300,005,100 shares for convertible Series B preferred stock.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and nonemployees is measured at the fair value of the equity award on the grant date, and recognized over the requisite service period, which is generally the vesting period.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of accounts payable and accrued expenses and accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company follows ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity-specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of August 31, 2022, the Company had not yet achieved profitable operations, has accumulated losses of $20,000 since its inception, had a working capital deficiency of $20,000 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of August 31, 2022 and May 31, 2022, our sole officer and director, G. Reed Petersen, had paid various expenses on behalf of the Company, totaling $15,707 and $12,349, respectively. During the three months ended August 31, 2022 and 2021, Mr. Petersen paid $3,358 and $6,202, respectively, of expenses on behalf of the Company.

As the Company’s office space needs are limited at the current time, G. Reed Petersen is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock the Company has authority to issue is 600,000,000 shares, of which 500,000,000 shares of $0.00001 par value are designated as Common Stock and 100,000,000 shares of $0.00001 par value are designated as Series B Preferred Stock. The Board of Directors of the Company is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Series B Convertible Preferred Stock

The Company designated 100,000,000 shares of Series B Convertible Preferred Stock with a par value of $0.00001 per share.

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

As of August 31, 2022 and May 31, 2022, there were 3,000,051 shares of Series B Convertible Preferred issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our intended budget for the next twelve months is as follows:

Q1 three months ended November 30, 2022	Q2 three months ended February 28, 2023	Q3 three months ended May 31, 2023	Q4 three months ended August 31, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND AUGUST 31, 2021.

Revenue

We recognized no revenue during the three months ended August 31, 2022 and 2021.

General and Administrative Expenses

During the three months ended August 31, 2022 and 2021, we incurred $0 and $0 in general and administrative expenses, respectively.

Professional Fees

During the three months ended August 31, 2022 and 2021, we incurred professional fees of $2,256, and $5,577, respectively. The increase was due primarily to audit fees billed during the quarter relating to the Company’s recently filed 10-K.

Operating Loss

During the three months ended August 31, 2022 and 2021, we incurred operating losses of $2,256 and $5,577, respectively.

 Net Loss

During the three months ended August 31, 2022 and 2021, we incurred a net loss of $2,256 and $5,577, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022 and May 31, 2022, we had no assets, operating business or other source of income and outstanding liabilities and stockholders’ deficits of $20,000 and $17,744, respectively.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period ended May 31, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Three Months Ended	Three Months Ended
August 31, 2022	August 31, 2021

Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	$-	$-
Net Cash from Financing Activities	$-	$-
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the three months ended August 31, 2022 and 2021, we neither generated nor used funds in operating activities.

Investing Activities

During the three months ended August 31, 2022 and 2021, we neither generated nor used funds in investing activities.

Financing Activities

During the three months ended August 31, 2022 and 2021, we neither generated nor used funds in financing activities.

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

Off-Balance Sheet Arrangements

As August 31, 2022, we have no off-balance sheet arrangements.

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

Our significant accounting policies are described in Note 2 to our Financial Statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and nonemployees is measured at the fair value of the equity award on the grant date and recognized over the requisite service period, which is generally the vesting period.

Recently Issued Accounting Pronouncements

Management has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is listed with the OTC Markets Group on the “Expert Market” which will require more investigation into the Company. Additionally, because of the change in listing, our publicly held securities at this time are not available for public viewing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of August 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VICTORIA LAKE, INC.

Date: January 10, 2023	/s/ Reed Petersen
Reed Petersen-
President, Secretary, Treasurer and
Director