Form 10-Q
period 2022-11-30
Victoria Lake, Inc.
filed 2023-01-18
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2022
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

(Former name, former address and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant

was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	X	Yes	No

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

The number of shares of the issuer’s Common Stock outstanding as of January 15, 2023 is 167,304,067.

Part 1 - Financial Information

Item 1. Financial Statements.

VICTORIA LAKE, INC.
Condensed Balance Sheets
(Unaudited)

ASSETS

	November 30,	May 31,
	2022	2022

CURRENT ASSETS

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	3,985	5,395
Accounts payable - related party	21,344	12,349

Total Current Liabilities	25,329	17,744

Total Liabilities	25,329	17,744

STOCKHOLDERS' DEFICIT

Series B Convertible Preferred stock: 100,000,000 shares authorized, $0.00001 par value, 3,000,051 shares issued and outstanding	30	30
Common stock: 500,000,000 shares authorized, $0.00001 par value, 167,304,067 shares issued and outstanding	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(25,329)	(17,744)
Total Stockholders' Deficit	(25,329)	(17,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2022	2021	2021	2021

REVENUES
Revenue	-	-	-	-
OPERATING EXPENSES
Professional fees	4,693	1,201	6,492	6,778
General and administrative	636	1,351	1,093	1,351
Total Operating Expenses	5,329	2,552	7,585	8,129

LOSS FROM OPERATIONS	(5,329)	(2,552)	(7,585)	(8,129)
Provision for income taxes	-	-	-	-
NET LOSS	(5,329)	(2,552)	(7,585)	(8,129)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067	167,304,067	167,304,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Three and Six Months Ended November 30, 2022

					Additional		Total
	Common Stock		Series B Convertible Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, May 31, 2022	167,304,067	1,673	3,000,051	30	(1,703)	(17,744)	(17,744)

Net loss for the three months ended
August 31, 2022	-	-	-	-	-	(2,256)	(2,256)
Balance, August 31, 2022	167,304,067	1,673	3,000,051	30	(1,703)	(20,000)	(20,000)

Net loss for the three months ended
November 30, 2022	-	-	-	-	-	(5,329)	(5,329)

Balance, November 30, 2022	167,304,067	1,673	3,000,051	30	(1,703)	(25,329)	(25,329)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Three and Six Months Ended November 30, 2021
	Common Stock		Series B Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, May 31, 2021	167,304,067	1,673	300,051	30	(1,703)	(2,070)	(2,070)

Net loss for the three months ended
August 31, 2021	-	-	-	-	-	(5,577)	(5,577)
Balance, August 31, 2021	167,304,067	1,673	300,051	30	(1,703)	(7,647)	(7,647)

Net loss for the three months ended
November 30, 2021	-	-	-	-	-	(2,552)	(2,552)

Balance, November 30, 2021	167,304,067	1,673	300,051	30	(1,703)	(10,199)	(10,199)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(7,585)	(8,129)
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	(1,410)	1,025
Accounts payable – related party	8,995	7,104
Net Cash Used in Operating Activities	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	-	-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021

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

The Company follows ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions, and have identified the U.S. federal as our "major" tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The total potential common shares for the three and six months ended November 30, 2022 and 2021 include 300,005,100 shares for convertible Series B preferred stock.

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and nonemployees is measured at the fair value of the equity award on the grant date and is recognized as an expense over the requisite service period, which is generally the vesting period.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of November 30, 2022, the Company had not yet achieved profitable operations, has accumulated losses of $25,329 since its inception, has a working capital deficiency of $25,329 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of November 30, 2022 and May 31, 2022, our sole officer and director, G. Reed Petersen, had paid various expenses on behalf of the Company, totaling $21,344 and 12,349. During the six months ended November 30, 2022 and 2021, Mr. Petersen paid $8,995, and $7,104, respectively, of expenses on behalf of the Company.

As the Company’s office space needs are limited at the current time, G. Reed Petersen is currently providing space to the Company at no cost.

NOTE 5 - EQUITY

The total number of shares of stock which the Company has authority to issue is 600,000,000 shares at $0.00001 par value, of which 500,000,000 shares are designated as Common Stock and 100,000,000 shares are designated as Series B Preferred Stock. The Board of Directors of the Company is authorized to determine or alter the rights, preferences, privileges, and restrictions granted or imposed upon any wholly unissued series of Preferred Stock, and within the limitations or restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of any such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series, to determine the designation and par value of any series and to fix the numbers of shares of any series.

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

As of November 30, 2022 and May 31, 2022, there were 3,000,051 shares of Series B Convertible Preferred Stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued, and noted no events requiring adjustment or disclosure in the condensed financial statements.

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

Our intended budget for the next twelve months is as follows:

	Q3 three months ended February 28, 2023	Q4 three months ended May 31, 2023	Q1 three months ended August 31, 2023	Q2 three months ended November 30, 2023	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021.

Revenue

We recognized no revenue during the three months ended November 30, 2022 and 2021.

General and Administrative Expenses

During the three months ended November 30, 2022 and 2021, we incurred $636 and $1,351, respectively, in general and administrative expenses.

Professional Fees

During the three months ended November 30, 2022 and 2021, we incurred professional fees of $4,693 and $1,201, respectively. The increase was due primarily to audit fees billed during the quarter relating to the Company’s recently filed 10-K.

Operating Loss

During the three months ended November 30, 2022 and 2021, we incurred operating losses of $5,329 and $2,552, respectively.

Net Loss

During the three months ended November 30, 2022 and 2021, we incurred a net loss of $5,329 and $2,552, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2022 AND 2021.

Revenue

We recognized no revenue during the six months ended November 30, 2022 or 2021.

General and Administrative Expenses

During the six months ended November 30, 2022 and 2021, we incurred $1,093 and $1,351, respectively, in general and administrative expenses.

Professional Fees

During the six months ended November 30, 2022 and 2021, we incurred $6,492 and $6,778, respectively, in professional fees.

Operating Loss

During the six months ended November 30, 2022 and 2021, we incurred operating losses of $7,585 and $8,129, respectively.

Net Loss

During the six months ended November 30, 2022 and 2021, we incurred net losses of $7,585 and $8,129, respectively, due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022 and May 31, 2022, we had no assets, operating business or other source of income and outstanding liabilities and stockholders’ deficits of $25,329 and $17,744, respectively.

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

	Six Months Ended	Six Months Ended
	November 30, 2022	November 30, 2021
Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	$-	$-
Net Cash from Financing Activities	$-	$-
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the six months ended November 30, 2022 and 2021, we neither generated nor used funds in operating activities.

Investing Activities

During the six months ended November 30, 2022 and 2021, we neither generated nor used funds in investing activities.

Financing Activities

During the six months ended November 30, 2022 and 2021, we neither generated nor used funds in financing activities.

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

Off-Balance Sheet Arrangements

As November 30, 2022, we have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of November 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VICTORIA LAKE, INC.

Date: January 15, 2023	/s/ Reed Petersen
Reed Petersen-
President, Secretary, Treasurer and
Director