Form 10-Q
period 2023-02-28
Victoria Lake, Inc.
filed 2023-07-31
CIK 1874440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: February 28, 2023
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

The number of shares of the issuer’s Common Stock outstanding as of July 31, 2023 is 168,804,067.

Part 1 - Financial Information

Item 1. Financial Statements.

VICTORIA LAKE, INC.
Condensed Balance Sheets (Unaudited)

ASSETS

	February 28,	May 31,
	2023	2022

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$7,157	$5,395
Accounts payable - related party	25,993	12,349

Total Current Liabilities	33,150	17,744

Total Liabilities	33,150	17,744

STOCKHOLDERS' DEFICIT

Preferred stock: 100,000,000 shares authorized, at $0.00001 par value, no shares issued and outstanding.	30	30
Common stock: 500,000,000 shares authorized, at $0.00001 par value, 167,304,067 shares issued and outstanding.	1,673	1,673
Additional paid-in capital	(1,703)	(1,703)
Accumulated deficit	(33,150)	(17,744)
Total Stockholders' Deficit	(33,150)	(17,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

REVENUES
Revenue	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES
Professional fees	7,365	3,987	13,857	10,765
General and administrative	456	456	1,549	1,807
Total Operating Expenses	7,821	4,443	15,406	12,572

OPERATING LOSS	(7,821)	(4,443)	(15,406)	(12,572)

LOSS BEFORE INCOME TAXES	(7,821)	(4,443)	(15,406)	(12,572)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(7,821)	$(4,443)	$(15,406)	$(12,572)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	167,304,067	167,304,067	167,304,067	167,304,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(Unaudited)
	Three and Nine Month Periods Ended February 28, 2023

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit
Balance, May 31, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(17,744)	$(17,744)

Net loss for the three months ended
August 31, 2022	-	-	-	-	-	(2,256)	(2,256)
Balance, August 31, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(20,000)	$(20,000)

Net loss for the three months ended
November 30, 2022	-	-	-	-	-	(5,329)	(5,329)

Balance, November 30, 2022	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(25,329)	$(25,329)

Net loss for the three months ended
February 28, 2023	-	-	-	-	-	(7,821)	(7,821)

Balance, February 28, 2023	167,304,067	$1,673	3,000,051	$30	$(1,703)	$(33,150)	$(33,150)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Stockholders' Deficit
(unaudited)
	Three and Nine Month Periods Ended February 28, 2022
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total Stockholders’ Deficit

Balance, May 31, 2021	167,304,067	$1,673	300,051	$30	$(1,703)	$(2,070)	$(2,070)

Net loss for the three months ended
August 31, 2021	-	-	-	-	-	(5,577)	(5,577)
Balance, August 31, 2021	167,304,067	$1,673	300,051	$30	$(1,703)	$(7,647)	$(7,647)

Net loss for the three months ended
November 30, 2021	-	-	-	-	-	(2,552)	(2,552)

Balance, November 30, 2021	167,304,067	$1,673	300,051	$30	$(1,703)	$(10,199)	$(10,199)

Net loss for the three months ended
February 28, 2022	-	-	-	-	-	(4,443)	(4,443)

Balance, February 28, 2022	167,304,067	$1,673	300,051	$30	$(1,703)	$(14,642)	$(14,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VICTORIA LAKE, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	February 28,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,406)	$(12,572)
Adjustments to reconcile net loss to net cash
used by operating activities:
Accounts payable and accrued expenses	1,762	680
Related parties accounts payable	13,644	11,892
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGES IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICTORIA LAKE, INC

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

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

The Company follows ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions, and have identified the U.S. federal as our “major” tax jurisdictions. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The total potential common shares for the three and nine months ended February 28, 2023 and 2022 include 300,005,100 shares for convertible Series B preferred stock.

Stock-Based Compensation

The Company accounts for share-based compensation under the provisions of ASC 718, Compensation-Stock Compensation. Stock-based compensation expense for employees and nonemployees is measured at the fair value of the equity award on the grant date and is recognized as an expense over the requisite service period, which is generally the vesting period.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of accounts payable and accrued expenses and accounts payable – related party. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

·

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Recent Accounting Pronouncements

The Company has evaluated recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our financial statements and related disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of February 28, 2023, the Company had not yet achieved profitable operations, has accumulated losses of $33,150 since its inception, has a working capital deficiency of $33,150 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on terms acceptable to the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2023 and May 31, 2022, our sole officer and director, G. Reed Petersen, had paid various expenses on behalf of the Company, totaling $25,993 and $12,349.  During the nine months ended February 28, 2023 and 2022, Mr. Petersen paid $13,644, and $11,892, respectively, of expenses on behalf of the Company.

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

As of February 28, 2023 and May 31, 2022, there were 3,000,051 shares of Series B Convertible Preferred Stock issued and outstanding.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued, and noted that in June of 2023, the Company, pursuant to a Stock Purchase Agreement issued 1,500,00 shares of common stock for proceeds of $500 paid to the Company.

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

Our intended budget for the next twelve months is as follows:

	Q4 three months ended May 31, 2023	Q1 three months ended August 31, 2023	Q2 three months ended November 30, 2023	Q3 three months ended February 28, 2024	Twelve Month Total

Accounting	$5,000	$5,000	$5,000	$5,000	$20,000
General and administrative	$3,000	$3,000	$3,000	$3,000	$12,000
Miscellaneous	$2,000	$2,000	$2,000	$2,000	$8,000

Total Operating Expenses	$10,000	$10,000	$10,000	$10,000	$40,000

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022.

Revenue

We recognized no revenue during the three months ended February 28, 2023 and 2022.

General and Administrative Expenses

During the three months ended February 28, 2023 and 2022, we incurred $456 and $456, respectively, in general and administrative expenses.

Professional Fees

During the three months ended February 28, 2023 and 2022, we incurred professional fees of $7,365 and $3,987, respectively. The increase was due primarily to audit fees billed during the quarter relating to the Company’s recently filed 10-K.

Operating Loss

During the three months ended February 28, 2023 and 2022, we incurred operating losses of $7,821 and $4,443, respectively.

Net Loss

During the three months ended February 28, 2023 and 2022, we incurred a net loss of $7,821 and $4,443, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022.

Revenue

We recognized no revenue during the nine months ended February 28, 2023 or 2022.

General and Administrative Expenses

During the nine months ended February 28, 2023 and 2022, we incurred $1,549 and $1,807, respectively, in general and administrative expenses.

Professional Fees

During the nine months ended February 28, 2023 and 2022, we incurred $13,857 and $10,765, respectively, in professional fees.

Operating Loss

During the nine months ended February 28, 2023 and 2022, we incurred operating losses of $15,406 and $12,572, respectively.

Net Loss

During the nine months ended February 28, 2023 and 2022, we incurred net losses of $15,406 and $12,572, respectively, due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2023 and May 31, 2022, we had no assets, operating business or other source of income and outstanding liabilities and stockholders’ deficits of $33,150 and $17,744, respectively.

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

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022
Net Cash from Operating Activities	$-	$-
Net Cash from Investing Activities	$-	$-
Net Cash from Financing Activities	$-	$-
Net Change in Cash and Cash Equivalents	$-	$-

Operating Activities

During the nine months ended February 28, 2023 and 2022, we neither generated nor used funds in operating activities.

Investing Activities

During the nine months ended February 28, 2023 and 2022, we neither generated nor used funds in investing activities.

Financing Activities

During the nine months ended February 28, 2023 and 2022, we neither generated nor used funds in financing activities.

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

Off-Balance Sheet Arrangements

As of February 28, 2023, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

All companies are required to include a discussion of critical accounting estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of February 28, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VICTORIA LAKE, INC.

Date: July 31, 2023	/s/ Reed Petersen
Reed Petersen-
President, Secretary, Treasurer and
Director